Form 10-K
period 1996-12-31
IMC HOME EQUITY LOAN TRUST 1996-2
filed 1997-03-27
CIK 1013797

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K
(Mark One)

[  X       ]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                     OR

[          ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

                    Commission File number 33-99340-01

                     IMC Home Equity Loan Trust 1996-2
           (Exact name of registrant as specified in its charter)

              New York                                13-3888491
              --------                                ----------
     (State of other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                  Identification No.)

c/o Chemical Bank
450 West 33rd Street 15th Floor
New York,NY                                                 10001
-----------                                                 -----
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code: (212)    946-3185
Securities registered pursuant to Section 12(b) of the Act:

            Title of each class      Name of each exchange on
                                     which registered:

               None                                       None
               ----                                       ----


                                      None
                                      ----
                                 (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                               Not Applicable
Documents Incorporated by Reference:
                                    None

                       IMC HOME EQUITY LOAN TRUST 1996-2
                                   INDEX




                                                                         Page


PART 1..........................................................            3

              ITEM 1    -   BUSINESS............................            3
              ITEM 2    -   PROPERTIES......................                3
              ITEM 3    -   LEGAL PROCEEDINGS...............                3
              ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS.............................            3

PART II.............................................                        3

             ITEM 5    -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS...........           3
             ITEM 6    -   SELECTED FINANCIAL DATA...............           3
             ITEM 7    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS    3
             ITEM 8    -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......4
             ITEM 9    -   CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE....................................   4

PART III.................................................................   4
             ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT....................................   4
             ITEM 11   -   EXECUTIVE COMPENSATION  .....................    4
             ITEM 12   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.........................   4
             ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..................................   8

PART IV..............................................................       8
             ITEM 14    -  EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K..............................8

SIGNATURES    ............................................................ 10
INDEX TO EXHIBITS......................................................... 11

                                     PART I

ITEM 1 - BUSINESS

      Not Applicable.

ITEM 2 - PROPERTIES

      Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS
      The Depositor is not aware of any material pending legal proceedings
involving either the  IMC Home Equity Loan Trust 1996-2   (the "Trust")
established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated April 1, 1997, among Chemical Bank, as trustee (the "Trustee") ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and Industry Mortgage Company, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, and Class A-8 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 10, 1997, there were 8 holders of the Class A-1 Certificates, 1 holder of the Class A-2 Certificates, 3 holders of the Class A-3 Certificates, 2 holders of the Class A-4 Certificates, 7 holders of the Class A-5 Certificates, 1 holder of the Class A-6 Certificates, 3 holders of the Class A-7 Certificates, and 4 holders of the Class A-8 Certificates.


ITEM 6 -   SELECTED FINANCIAL DATA

           Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not applicable.

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was $708,588.14.

ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING      AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                  PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable.

ITEM 11 -  EXECUTIVE COMPENSATION

           Not applicable.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                           Amount Owned
       Name and Address          All Dollar Amounts Are in Thousands
                                     Principal        Percent
Class A-1 Certificates

Chase Manhattan Bank, N.A.             $11,250         18.02%
Two Chase Manhattan Plaza, 5th
Floor
New York, NY 10081
                                        38,942          62.37
Chase Manhattam Bank/Chemical
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

First Bank, NA                           5,100           8.17
c/o ICE Proxy Services
71 Executive Blvd.
Farmingdale, NY  11735

Class A-2 Certificates

PNC Bank, NA/Pittsburgh                $28,489        100.00%
One PNC Plaza, 9th Floor,  249
5th Avenue
Pittsburgh, PA 15222-7707


Class A-3 Certificates

PNC Bank, NA/Pittsburgh                $21,511         80.78%
One PNC Plaza, 9th Floor,  249
5th Avenue
Pittsburgh, PA 15222-7707

Prudential Sercurities                   4,119          15.47
Incorporated
111 8th Avenue, 4th Floor
New York, NY  10011


Class A-4 Certificates

Brown Brothers Harriman & Co.             $700          6.52%
63 Wall Street, 8th Floor
New York, NY  10005

Nomura International Trust              10,030          93.48
Company Inc.
10 Exchange Place
Jersey City, NJ  07302




Class A-5 Certificates

Bank of New York                          $3,450         13.92%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                      7,000          28.24
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.            2,000           8.07
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                       5,700          23.00
Two Chase Manhattan Plaza, 5th
Floor
New York, NY 10081

Citicorp Services, Inc.                   5,000          20.17
P.O. Box 30576
Tampa, FL  33630-3576

Class A-6 Certificates

Boston Safe Deposit & Trust Co.        $15,882        100.00%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Class A-7 Certificates

Bear Stearns Securities                $10,041         62.60%
Corp./Portal
One Metrotech Center North,
4th Floor
Brooklyn, NY   11201-3862

Citicorp Services, Inc.                  5,000          31.17
P.O. Box 30576
Tampa, FL  33630-3576

Norwest Bank Minnesota                   1,000           6.23
National Assoc.
733 Marquette Avenue
Minneapolis, MN  55479-0056




Class A-8 Certificates

Bear Stearns Securities                 $7,000         46.67%
Corp./Portal
One Metrotech Center North,
4th Floor
Brooklyn, NY   11201-3862

Corestates Bank/Commonwealth of PA      1,500          10.00
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Investors Fiduciary Trust               3,500          23.33
Company/SSB
Global Proxy Unit,  A5NW
P.O. Box 1631
Boston, MA  02105-1631

First Bank, N.A.                        3,000          20.00
c/o ICE Proxy Services
71 Executive Blvd.
Farmingdale, NY  11735

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      [None]

                                  PART IV


ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      1.   Financial Statements:

           Not applicable.

      2.   Financial Statement Schedules:

           Not applicable.

      3.   Exhibits:


          Exhibit No.                      Description

              99.1               Statement of Compliance of the
                                 Servicer.

              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.

              99.3               Annual compilation of Monthly
                                 Trustee's Statement.

(b)   Reports on Form 8-K.

      9 reports on Form 8-K have been filed by the Issuer during the period covered by this report.


                                         Items Reported/Financial
Date of Reports on Form 8-K               Statements Filed
May 25, 1996                       Trustee's  Monthly  Report  or
                                   the JuneMonthly Period.

June 25, 1996                      Trustee's  Monthly  Report  or
                                   the May Monthly Period.

July 25, 1996                      Trustee's  Monthly  Report  or
                                   the JuneMonthly Period.

August 25, 1996                    Trustee's  Monthly  Report  or
                                   the JulyMonthly Period.

September 25, 1996                 Trustee's Monthly Report for
                                   the August Monthly  Period

October 25, 1996                   Trustee's Monthly Report for
                                   the September Monthly Period.

November 25, 1996                  Trustee's Monthly Report for
                                   the October  Monthly Period.

December 25, 1996                  Trustee's Monthly Report for
                                   the November Monthly Period.

January 25, 1997                   Trustee's Monthly Report for
                                   the December Monthly Period.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By:  CONTISECURITIES ASSET FUNDING CORP.,
                               AS DEPOSITOR


                               By:   /s/ Jerome M. Perelson
                               Name:Jerome M. Perelson
                               Title: Vice President

                               By:   /s/ Susan E. O'Donovan
                               Name:Susan E. O'Donovan
                               Title:Vice President & Chief Financial Officer



Date:  March 27, 1997

                             INDEX TO EXHIBITS
                                 Item 14(C)


          Exhibit No.                      Description
              99.1               Statement of Compliance of the
                                 Servicer.
              99.2               Annual Report of Independent
                                 Accountants with respect to
                                 the Servicer's overall
                                 servicing operations.
              99.3               Annual compilation of Monthly
                                 Trustee's Statement.